Form 10-K
CREDIT SUISSE FIRST BOSTON MOR SEC CORP COM CER SER 2003-C3
filed 2004-03-30
CIK 1238729

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:   333-97955-05


        Credit Suisse First Boston Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates
        Series 2003-C3

     (Exact name of registrant as specified in its charter)


   New York                                          54-6553618
  (State or other jurisdiction of                    54-2116919
   incorporation or organization)                    54-2116920
                                                     54-2116921
                                                (I.R.S. Employer
                                                Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                               21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.





         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class 622-A                          3
             Class 622-B                          3
             Class 622-C                          3
             Class 622-D                          3
             Class 622-E                          3
             Class 622-F                          3
             Class A-1                            9
             Class A-2                           13
             Class A-3                           18
             Class A-4                            5
             Class A-5                           25
             Class ASP                           12
             Class AX                            11
             Class AY                             1
             Class B                              7
             Class C                              4
             Class D                              5
             Class E                              4
             Class F                              7
             Class G                              5
             Class H                              5
             Class J                              8
             Class K                              3
             Class L                              3
             Class LR                             1
             Class LRR                            1
             Class M                              3
             Class N                              3
             Class O                              3
             Class P                              3
             Class R                              1
             Class V                              1

             Total:                             179


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits


     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as Special Servicer <F1>
       b) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
       c) National Consumer Cooperative Bank, as Master Servicer <F1>
       d) National Consumer Cooperative Bank, as Special Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as Special Servicer <F1>
       b) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
       c) National Consumer Cooperative Bank, as Master Servicer <F1>
       d) National Consumer Cooperative Bank, as Special Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) ARCap Servicing, Inc., as Special Servicer <F1>
       b) KeyCorp Real Estate Capital Markets, Inc., as Master Servicer <F1>
       c) National Consumer Cooperative Bank, as Master Servicer <F1>
       d) National Consumer Cooperative Bank, as Special Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 27, 2003, November 21, 2003, and December 31, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.


  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Credit Suisse First Boston Mortgage Securities Corp.
     Commercial Mortgage Pass-Through Certificates
     Series 2003-C3
     (Registrant)



  Signed: Credit Suisse First Boston Mtg. Securities Corp.
          by Wells Fargo Bank, N.A. its Attorney in fact



  By: Beth Belfield, Assistant Vice-President

  By: /s/ Beth Belfield, Assistant Vice-President

  Dated: March 30, 2004


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



Exhibit Index

Exhibit No.


  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



  I, Anand Gajjar, certify that:

1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K (together with the Annual Report; the "Reports") containing distribution or servicing reports filed in respect of periods included in the year covered by the Annual Report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2003-C3 Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in the Annual Report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the Reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ARCAP Servicing, Inc., as General Special Servicer, Wells Fargo Bank, N.A. as Trustee and Keycorp Real Estate Capital Markets Inc., as General Master Servicer, NCB,FSB as NCBFSB Master Servicer, and National Consumer Co-operative Bank as Co-op Special Servicer.



     Date: March 30, 2004

     /s/ Anand Gajjar,
     Signature

     Vice-President
     Title





  Ex-99.1 (a)
ERNST & YOUNG   (logo)

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas 75201

Phone: (214) 969-8000
Fax:  (214) 969-8587
Telex: 6710375
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards, as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.



/s/ Ernst & Young LLP

February 6, 2004

A Member Practice of Ernst & Young Global


  Ex-99.1 (b)

Report of Independent Accountants

We have examined management's assertion, included in the accompanying Report of Management, that KeyCorp Real Estate Capital Markets, Inc. (the "Company") complied with minimum servicing standards, as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for the year ended December 31, 2003. Management is responsible for Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that KeyCorp Real Estate Capital Markets, Inc. complied with the aforementioned requirements for the year ended December 31, 2003 is fairly stated, in all material respects.


Ernst & Young LLP

Cleveland, OH
January 30, 2004




  Ex-99.1 (c)

Independent Accountants' Report

Board of Directors
NCB, FSB
Hillsboro, Ohio

We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000 as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000, respectively, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

BKD, LLP

Indianapolis, Indiana
February 12, 2004





  Ex-99.1 (d)

Independent Accountants' Report

Board of Directors
NCB, FSB
Hillsboro, Ohio

We have examined management's assertion about NCB, FSB's (the Bank) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000 as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards as they relate to serviced commercial blanket real estate loans. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards and that the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000 and $7,500,000, respectively, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

BKD, LLP

Indianapolis, Indiana
February 12, 2004




  Ex-99.2 (a)

(Logo) ARCap

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A (the "minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and V1.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $1,500,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Chris Crouch
Chris Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 6, 2004

Attachment A

Minimum Servicing Standards

I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

       .        be mathematically accurate;
       .        be prepared within forty-five (45) calendar days after the cutoff date
       .        be reviewed and approved by someone other than the person who prepared the reconciliation; and
       .        document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


  Ex-99.2 (b)

(Logo)

Management's Assertion on Compliance
with the Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of KeyCorp Real Estate Capital Markets, Inc. (the "Company"), are responsible for complying with the servicing standards identified in Attachment A (the "minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4 and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company was insured as a subsidiary of KeyCorp. AS of December 31,2003, Bank had in effect a fidelity bond in the amount of $100,000,000 and an errors and omissions policy in the amount of $100,000,000.


Marty O'Connor
Senior Vice President
Loan Servicing & Asset Management

Tony Nemec
Vice President
Investor Reporting

Bryan Nitcher
Vice President
Loan Servicing


January 30, 2004


Attachment A

Minimum Servicing Standards

I.  Mortgage Principal, Interest and Amortization

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
      . be mathematically accurate;

      . be prepared within forty-five (45) calendar days after the cutoff date

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents

III. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  Mortgage Loan Accounting

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





 Ex-99.2 (c)

NCB FSB
A National Cooperative Bank Company
www.ncb.coop

February 12, 2004

BKD, LLP
Certified Public Accountants
201 N. Illinois Street, Suite 700
P.O. Box 44998
Indianapolis, IN 46204

We are providing this letter in connection with your examination of our assertion that NCB, FSB complied with the minimum servicing standards in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 for its serviced commercial blanket real estate loans. We recognize that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards.

We confirm, to the best of our knowledge and belief, the following:

1. We are responsible for complying with the minimum servicing standards in the USAP.

2. We are responsible for establishing and maintaining an effective internal control structure over compliance with the minimum servicing standards.

3. We have performed an evaluation of NCB, FSB's compliance with the minimum servicing standards.

4. We have disclosed to you all known noncompliance with the minimum servicing standards.

5. We have made available to you all documentation related to compliance with the minimum servicing standards.

1725 Eye Street, N.W., Suite 600
Washington, DC 20006
1.800.955.9622
Tel 202.336.7700
Fax 202.336.7802


BKD, LLP
February 12, 2004
Page 2

6. We have disclosed any communications from regulatory agencies, internal auditors and other practitioners concerning possible noncompliance with the minimum servicing standards, including communications received between December 31, 2003 and February 12, 2004.

7. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2003 through the date of this letter.

8. As of and for the year ended December 31,2003, NCB, FSB has complied in all material respects with the minimum servicing standards set forth in the USAP for its serviced commercial blanket real estate loans. As of and for this same period, NCB, FSB had in effect an errors and omissions policy in the amount of $7,500,000.00 and a fidelity bond in the amount of $10,000,000.00.

/s/ Steven Brookner
Steven Brookner, CEO

/s/ Kathleen Luzik
Kathleen Luzik, COO










  Ex-99.2 (d)

NCB
National Cooperative Bank (Logo)
www.ncb.com

March 15, 2004

Wells Fargo
Corporate Trust Office-CMBS Annual Compliance
9062 Old Annapolis Road
Columbia, MD 21045-1951

RE: Annual Statement as to Compliance
    CSFB Series 2003 C3

Dear Sir/Madam:

 In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certiticate.

a. A review of the activities of the Special Servicer during the preceding calendar year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Special Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB




  Ex-99.3 (a)

OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of June 1, 2003, relating to the Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C3, hereby certifies as follows:


1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year; and

3. Special Servicer has received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC or the 622 Third Avenue Loan REMIC as a REMIC or the Grantor Trust as a grantor from the IRS or any other governmental agency or body.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 12 day of March, 2004, I have hereunto signed my name.

ARCap SERVICING, INC.,
a Delaware corporation

BY: /s/ James L. Duggins
James L. Duggins, President







  Ex-99.3 (b)

March 12, 2004 (Logo)

KeyBank Real Estate Capital
911 Main Street, Suite 1500
Kansas City, MO 64105

Tel: 816-221-8800
Fax: 816-221-8051
Toll Free: 888-979-1200

KeyCorp Real Estate Capital Markets, Inc.
As Master Servicer
Annual Officer's Certification
For Period of: January 1 through December 31, 2003

Re: CSFB 2003-C3 Pooling and Servicing Agreement

With regard to the loans Master Serviced by KeyCorp Real Estate Capital Markets, Inc. d/b/a/ KeyBank Real Estate Capital (KBREC) in the above captioned transaction, and pursuant to Section 3.12 and 3.14 of the Pooling and Servicing Agreement, please be advised of the following:

A review of the activities of KBREC during the preceding calendar year and of its performance, under the Agreement, has been made under my supervision.

To the best of my knowledge, based on such review, KBREC has fulfilled all of its obligations under the Agreement in all material respects.

KBREC has received no notice regarding qualification or challenge to the status of Upper-Tier REMIC or Lower-Tier REMIC as a REMIC from the Internal Revenue Service or any governing agency or body.

By: /s/ Bryan S. Nitcher
Date: 03-12-04
Bryan S. Nitcher, Vice President
Loan Servicing and Asset Management

#736





  Ex-99.3 (c)

NCB FSB (Logo)
A National Cooperative Bank Company

March 15, 2004

Wells Fargo
Corporate Trust Office-CMBS Annual Compliance
9062 Old Annapolis Road
Columbia, MD 21045-1951

RE: Annual Statement as to Compliance
CSFB Series 2003 C3

Dear Sir/Madam:

In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certificate.

a. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Master Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

c. We have received no notice regarding the qualification, or challenging the status, of the Upper-Tier REMlC, the Lower-Tier REMIC as a REMIC or the Grantor Trust as a grantor trust from the IRS or any other governmental agency or body.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB
NCB, FSB












  Ex-99.3 (d)

NCB
National Cooperative Bank (Logo)
www.ncb.com

March 15, 2004

Wells Fargo
Corporate Trust Office-CMBS Annual Compliance
9062 Old Annapolis Road
Columbia, MD 21045-1951

RE: Annual Statement as to Compliance
    CSFB Series 2003 C3

Dear Sir/Madam:

 In accordance with the Pooling and Servicing Agreement herewith is the Officer's Certiticate.

a. A review of the activities of the Special Servicer during the preceding calendar year and of its performance under the Sale and Servicing Agreement has been made under such officer's supervision.

b. To the best of my knowledge, based on these reviews, the Special Servicer has fulfilled all obligations under this agreement in all material respects throughout the year.

Sincerely,
/s/ Matthew Wehland
Matthew Wehland
Vice President
NCB




  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   622-A                             57,050.67                  0.00                 0.00               2,534,000.00
   622-B                            136,806.63                  0.00                 0.00               6,010,000.00
   622-C                            153,003.66                  0.00                 0.00               6,009,000.00
   622-D                            173,375.97                  0.00                 0.00               6,010,000.00
   622-E                            615,261.75                  0.00                 0.00              17,836,000.00
   622-F                             55,227.30                  0.00                 0.00               1,601,000.00
   A-1                            1,287,120.50          7,707,465.77                 0.00             119,292,534.23
   A-2                            3,042,010.02                  0.00                 0.00             214,000,000.00
   A-3                            3,584,920.02                  0.00                 0.00             212,000,000.00
   A-4                            1,017,775.02                  0.00                 0.00              55,000,000.00
   A-5                           16,972,307.52                  0.00                 0.00             862,414,000.00
   B                                960,972.30                  0.00                 0.00              47,432,000.00
   C                                396,056.04                  0.00                 0.00              19,405,000.00
   D                                801,579.24                  0.00                 0.00              38,808,000.00
   E                                406,631.76                  0.00                 0.00              19,405,000.00
   F                                438,336.36                  0.00                 0.00              19,404,000.00
   G                                298,627.56                  0.00                 0.00              12,936,000.00
   H                                500,720.22                  0.00                 0.00              19,404,000.00
   J                                410,512.80                  0.00                 0.00              19,405,000.00
   K                                273,661.08                  0.00                 0.00              12,936,000.00
   L                                136,830.54                  0.00                 0.00               6,468,000.00
   M                                228,050.88                  0.00                 0.00              10,780,000.00
   N                                 45,610.20                  0.00                 0.00               2,156,000.00
   O                                 91,220.34                  0.00                 0.00               4,312,000.00
   P                                455,897.19                  0.00                 0.00              21,560,640.36
   R                                      0.04                  0.00                 0.00                       0.00
   V                                      0.00                  0.00                 0.00                       0.00